Form 10-K
period 1997-12-31
BANK OF AMERICA NATIONAL TRUST & SAVING ASSOCIATION
filed 1998-04-03
CIK 740104

                                                      CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------     -------------
                         COMMISSION FILE NUMBER  333-35251

                  BANK OF AMERICA, FSB ACTING THROUGH ITS DIVISION
                 BANKAMERICA HOUSING SERVICES, SELLER AND SERVICER
                (AS SELLER OF CERTAIN MANUFACTURED HOUSING CONTRACTS
                  CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED)
               5.825% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-1
               6.130% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-2
               6.230% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-3
               6.310% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-4
               6.390% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-5
               6.470% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-6
               6.690% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-7
               6.790% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-8
               7.090% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-9
                .150% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
      SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS A-IO
               6.900% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
        SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS M
               7.070% BANKAMERICA  MANUFACTURED HOUSING CONTRACT III
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1997-2, CLASS B-1
  (PRINCIPAL AND INTEREST PAYABLE ON THE 10TH OF EACH MONTH BEGINNING IN
                          DECEMBER, 1997)


-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         BANK OF AMERICA NATIONAL TRUST AND               BANK OF AMERICA, FSB
             SAVINGS ASSOCIATION


       United States                 94-1687665             United  States                  91-0221850
------------------------------   -------------------    -----------------------------   ---------------------
State or other jurisdiction of     I.R.S. Employer      State or other jurisdiction of     I.R.S. Employer
Incorporation of Organization   Identification Number   Incorporation of Organization    Identification Number

                     555 California Street                           555 California Street
               --------------------------------------        --------------------------------------
                 San Francisco, California  94104                San Frcisco, California 94104
              (Address  of principal executive offices)       (Address  of principal executive offices)

                     (415) 622-3530                                            (415) 228-5678
                  ---------------------                                     --------------------
    (Registrant's telephone number including area code)         (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered

            None                                          None

Securities registered pursuant to Section 12(g) of the Act:


      Title of each class           Name of each exchange on which registered

           None                                          None



Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    ------


AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE
REGISTRANT: NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1997: NOT APPLICABLE.

ITEM 1.   BUSINESS

          Bank of America National Trust and Savings Association, and Bank of America, FSB, (the "Registrants") are filing this Annual Report on Form 10-K in its capacity as Seller of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Series 1997-2 Trust"). The Series 1997-2 Trust issued the 5.825% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-1, 6.130% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-2, 6.230% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-3, 6.310% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-4, 6.390% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-5, 6.470% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-6, 6.690% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-7, 6.790% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-8, 7.090% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-9, 0.150% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class A-IO, 6.900% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2 Class M, 7.070% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1997-2, Class B-1, (collectively referred to as "the Certificates") pursuant to a Pooling and Servicing Agreement dated as of November 1, 1997 (the "Series 1997-2 Agreement"), between the Registrant, as Seller, and Servicer, and The First National Bank of Chicago, as trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust Fund established by the 1997-2 Agreement.

ITEM 2.   PROPERTIES

          Pursuant to the terms of the Order, reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Series 1997-2 Trust (the "Annual Statement as to Compliance"), filed as
Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Series 1997-2 Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee or the Servicer other than ordinary routine litigation incidental to the Trustee's or the Servicer's duties under the Series 1997-2 Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Registrant knows of no vote or consent of holders of any Certificate that was solicited for any purpose during the calendar year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) There is no established public trading market for the Class A Certificates.
          (b) As of December 31, 1997, the Class A Certificates were held of record by 49 Depository Trust Company Participants.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Annual Statement as to Compliance with respect to the Series 1997-2 Trust for the period covered by this Annual Report appears as Exhibit
99.1 to this Annual Report on Form 10-K.

          The Annual Report on the Servicer's servicing activities for the Series 1997-2 Trust for the period covered by this Annual Report is included as Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                      PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          No transaction between the Series 1997-2 Trust and the holders of the Certificates occurred during the period covered by this Annual Report on Form 10-K, except routine distributions to such certificate holders as contemplated by the Series 1997-2 Agreement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Pursuant to the Order, the Registrant includes as an exhibit to this Annual Report on Form 10-K the Annual Statement as to Compliance with respect to the Series 1997-2 Trust for the year ended December 31, 1997 delivered by the Servicer under the Series 1997-2 Agreement and the annual report on the Servicer's servicing activities for the Series 1997-2 Trust.

     Exhibit No.
     -----------
        99.1        Annual Statement as to Compliance for the Series
                    1997-2 Trust for the year ended December 31, 1997.

        99.2 Annual Servicing Report for the Series 1997-2 Trust for the year ended December 31, 1997.

        99.3        Aggregate Payment Amounts for Calendar Years


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998

                                  /s/ John W. Wheeler
                                  ---------------------------------
                                  John W. Wheeler
                                  Executive Vice President
                                  Bank of America, FSB

                                  Executive Vice President
                                  Bank of America, NT&SA


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: March 31, 1998


                                  /s/ John W. Wheeler
                                  ---------------------------------
                                  John W. Wheeler
                                  Executive Vice President
                                  Bank of America, FSB

                                  Executive Vice President
                                  Bank of America, NT&SA

                              EXHIBIT INDEX

                                                                     Sequentially
Exhibit No.    Description                                           Numbered Page
----------     ------------                                          -------------
 99.1          Annual Statement as to Compliance for the
               Series 1997-2 Trust for the year ended December
               31, 1997..............................................

 99.2          Annual Servicing Report for the Series 1997-2 Trust
               for the year ended December 31, 1997....................

 99.3          Aggregate Payment Amounts for Calendar Years............
