Form 10-K405
period 1998-12-31
BANK OF AMERICA NATIONAL TRUST & SAVING ASSOCIATION
filed 1999-03-31
CIK 740104

                                                        CONFORMED WITH EXHIBITS

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                         OR
------- TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM __________TO __________________________

                         COMMISSION FILE NUMBER  333-35251

              BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION,
                                  CONTRACT SELLER,
                 BANK OF AMERICA, FSB, ACTING THROUGH ITS DIVISION
                 BANKAMERICA HOUSING SERVICES, SELLER AND SERVICER
                (AS SELLER OF CERTAIN MANUFACTURED HOUSING CONTRACTS
                  CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED)
                6.47% BANKAMERICA  MANUFACTURED HOUSING CONTRACT IV
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-1, CLASS A-1
                6.94% BANKAMERICA  MANUFACTURED HOUSING CONTRACT IV
        SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-1, CLASS M
                7.81% BANKAMERICA  MANUFACTURED HOUSING CONTRACT IV
       SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-1, CLASS B-1
             (PRINCIPAL AND INTEREST PAYABLE ON THE 10TH OF EACH MONTH
                              BEGINNING IN APRIL, 1998)

-------------------------------------------------------------------------------

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     BANK OF AMERICA NATIONAL TRUST AND             BANK OF AMERICA, FSB
           SAVINGS ASSOCIATION

    United States        94-1687665         United States        91-0221850
  ----------------     ---------------    ----------------     ---------------
   State or other      I.R.S. Employer     State or other      I.R.S. Employer
   jurisdiction of     Identification      jurisdiction of     Identification
  Incorporation of         Number         Incorporation of
    Organization                            Organization

          555 California Street                   555 California Street
    San Francisco, California  94104        San Francisco, California  94104
    --------------------------------        --------------------------------
    (Address of principal executive         (Address of principal executive
                offices)                                offices)

             (415) 622-2220                          (415) 622-2220
     ------------------------------          ------------------------------
     (Registrant's telephone number          (Registrant's telephone number
          including area code)                    including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------          -----------------------------------------

            NONE                                    None

Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------          -----------------------------------------

            NONE                                   NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS

REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X        NO      (1)
                                         -----         -----

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:
NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1998: NOT APPLICABLE.

ITEM 1.   BUSINESS

          Bank of America National Trust and Savings Association, and Bank of America, FSB, (the "Registrants") are filing this Annual Report on Form 10-K in its capacity as Seller of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Series 1998-1 Trust"). The Series 1998-1 Trust issued the 6.47% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-1, Class A-1, (the "Class A Certificates") 6.94% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-1 Class M 7.81% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-1 Class B-1 (collectively, the "Subordinate Certificates") pursuant to a Pooling and Servicing Agreement dated as of March 1, 1998 (the "Series 1998-1 Agreement"), between the Registrant, as Seller, BankAmerica Housing Services, A Division of Bank of America, FSB, as Servicer, and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust Fund established by the 1998-1 Agreement.

          In filing this Annual Report on Form 10-K, the Registrant is using a reduced disclosure format pursuant to a "no action" letter and exemptive order granted by the Securities and Exchange Commission on February 27, 1992 (the "Order").

ITEM 2.   PROPERTIES

          Pursuant to the terms of the Order, reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Series 1998-1 Trust (the "Annual Statement as to Compliance"), filed as Exhibit
99.1 and Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Series 1998-1 Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee or the Servicer other than ordinary routine litigation incidental to the Trustee's or the Servicer's duties under the Series 1998-1 Agreement.

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

          (b) As of December 31, 1998, the Class A Certificates were held of record by 1 Depository Trust Company Participants.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BANK OF AMERICA NATIONAL TRUST
                    AND SAVINGS ASSOCIATION

                    BANK OF AMERICA, FSB

                    BY:  /s/ Suzanne W. Castleberry
                         -----------------------------------------
                         Suzanne W. Castleberry*
                         Dated: March 29, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                    BANK OF AMERICA NATIONAL TRUST
                    AND SAVINGS ASSOCIATION

                    BANK OF AMERICA, FSB

                    BY:  /s/ Suzanne W. Castleberry
                         ----------------------------------------
                         Suzanne W. Castleberry*
                         Dated: March 29, 1999

EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

99.1 Annual Statement as to Compliance for the Series1998-1 Trust for the nine-month period ending September 30, 1998.

99.2 Annual Statement as to Compliance for the Series 1998-1 Trust for the three-month period ending December 31, 1998.

99.3 Annual Servicing Report for the Series 1998-1 Trust for the nine-month period ending September 30, 1998.

99.4 Annual Servicing Report for the Series 1998-1 Trust For the three-month period ending December 31, 1998.

99.5      Aggregate Payment Amounts for Calendar Year 1998