Form 10-K
period 1998-12-31
BANK OF AMERICA NATIONAL TRUST & SAVING ASSOCIATION
filed 1999-03-31
CIK 740104

                                                         CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM_________________ TO __________________________

                        COMMISSION FILE NUMBER 333-35251

            BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION,
                                CONTRACT SELLER,
                BANK OF AMERICA, FSB, ACTING THROUGH ITS DIVISION
                BANKAMERICA HOUSING SERVICES, SELLER AND SERVICER
              (AS SELLER OF CERTAIN MANUFACTURED HOUSING CONTRACTS
                 CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED)
                5.89% BANKAMERICA MANUFACTURED HOUSING CONTRACT V
     SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-1
                6.04% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-2
                6.04% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-3
                6.11% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-4
                6.20% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-5
                6.24% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-6
                6.55% BANKAMERICA MANUFACTURED HOUSING CONTRACT V SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS A-7
                6.83% BANKAMERICA MANUFACTURED HOUSING CONTRACT V
      SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS M
                7.93% BANKAMERICA MANUFACTURED HOUSING CONTRACT V
     SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1998-2, CLASS B-1
               (PRINCIPAL AND INTEREST PAYABLE ON THE 10TH OF EACH
                         MONTH BEGINNING IN JULY, 1998)

--------------------------------------------------------------------------------

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

            NONE                                   NONE

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x__ No_____

Aggregate market value of voting stock held by non-affiliates of the Registrant:

Not applicable.

Documents Incorporated by Reference:  None

Number of shares of Registrant's common stock outstanding as of December 31, 1998: Not applicable.

ITEM 1. BUSINESS

        Bank of America National Trust and Savings Association, and Bank of America, FSB, (the "Registrants") are filing this Annual Report on Form 10-K in its capacity as Seller of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Series 1998-2 Trust"). The Series 1998-2 Trust issued the 5.89% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-1, 6.04% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-2, 6.04% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-3, 6.11% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-4, 6.20% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-5, 6.24% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-6, 6.55% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2, Class A-7 (collectively, the "Senior Certificates"), 6.83% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2 Class M, 7.93% BankAmerica Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1998-2 Class B-1, (collectively, the "Subordinated Certificates") pursuant to a Pooling and Servicing Agreement dated as of June 1, 1998 (the "Series 1998-2 Agreement"), between the Registrant, as Seller, BankAmerica Housing Services, A Division of Bank of America, FSB, as Servicer, and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust Fund established by the 1998-2 Agreement.

        In filing this Annual Report on Form 10-K, the Registrant is using a reduced disclosure format pursuant to a "no action" letter and exemptive order granted by the Securities and Exchange Commission on February 27, 1992 (the "Order").

ITEM 2.  PROPERTIES

        Pursuant to the terms of the Order, reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Series 1998-2 Trust (the "Annual Statement as to Compliance"), filed as
Exhibit 99.1 and Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

        The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Series 1998-2 Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee or the Servicer other than ordinary routine litigation incidental to the Trustee's or the Servicer's duties under the Series 1998-2 Agreement.

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

                    BANK OF AMERICA NATIONAL TRUST
                    AND SAVINGS ASSOCIATION

                    BANK OF AMERICA, FSB

                    BY:  /s/ Suzanne W. Castleberry
                         ----------------------------------------
                         Suzanne W. Castleberry*
                         Dated: March 29, 1999

EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------
99.1              Annual Statement as to Compliance for the Series1998-2
                  Trust for the nine-month period ending September 30, 1998.

99.2 Annual Statement as to Compliance for the Series 1998-2 Trust for the three-month period ending December 31, 1998.

99.3 Annual Servicing Report for the Series 1998-2 Trust for the nine-month period ending September 30, 1998.

99.4 Annual Servicing Report for the Series 1998-2 Trust For the three-month period ending December 31, 1998.

99.5              Aggregate Payment Amounts for Calendar Year 1998